Form 10-Q
period 1996-03-31
DEPRENYL ANIMAL HEALTH INC
filed 1996-05-15
CIK 870758

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         March 31, 1996
                                -------------------------------------------
                                          OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _______________

Commission file number 0-19059

                             Deprenyl Animal Health, Inc.
                (Exact name of registrant as specified in its charter)

                Missouri                               36-3716293
      (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

                               10955 Lowell, Suite 710
                             Overland Park, Kansas  66210
                       (address of principal executive offices)
                                      (Zip Code)

                                    (913) 338-2120
                 (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes       x         No
                         ---------         ----------

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes            No
                          -----         -----

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      7,510,998 common shares as of May 8, 1996

                           PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             DEPRENYL ANIMAL HEALTH, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                                    Balance Sheets
                               (Stated in U.S. Dollars)

- - -------------------------------------------------------------------------------


                                                                  March 31,         December 31,
 ASSETS                                            Note             1996                1995
 ------                                           -------     --------------       -------------
Current Assets:
  Cash and cash equivalents                          (2)       $  2,072,586         $ 1,054,759
  Receivables:
    Draxis Health Inc.                                               23,028                 431
  Prepaid expenses                                                      735               1,832
  Inventory                                          (3)            123,645                  --
                                                                -----------          ----------

      Total Current Assets                                        2,219,994           1,057,022

  Furniture, equipment and leasehold
    improvements, net of accumulated
    depreciation and amortization                                    66,743              55,575


    Other Assets:
      Intangibles                                    (4)            463,106             442,877
      Other                                                           3,418               4,618
                                                                -----------          ----------

      Total Assets                                               $2,753,261          $1,560,092
                                                                -----------          ----------
                                                                -----------          ----------
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                            $ 92,803           $ 135,963
                                                                -----------          ----------

      Total Current Liabilities                                      92,803             135,963

  Notes Payable - Draxis Health Inc.                 (5)          2,545,000           3,090,000
                                                                -----------          ----------

      Total Liabilities                                           2,637,803           3,225,963

Commitments

Stockholders' Equity:
  Common stock, no par, 20,000,000 shares
   authorized, 7,502,674 shares issued and
   outstanding, as of March 31, 1996 and
   20,000,000 shares authorized, 6,508,675                       10,144,338           8,599,338
   shares issued and outstanding, as of
   December 31, 1995.

   Deficit accumulated during development stage                 (10,028,880)        (10,265,209)
                                                                -----------          ----------

      Total Stockholders' Equity (Deficit)                          115,458          (1,665,871)
                                                                -----------         -----------
                                                                -----------         -----------
      Total Liabilities and Stockholders' Equity                 $2,753,261          $1,560,092
                                                                -----------          ----------
                                                                -----------          ----------


The accompanying notes are an integral part of these balance sheets.

                             DEPRENYL ANIMAL HEALTH, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                               Statements of Operations
                               (Stated in U.S. Dollars)

- - -------------------------------------------------------------------------------






                                                                                            Period From
                                                                                         July 19, 1990 (Date
                                                        Period Ended March 31,            of Incorporation) to
                                                  ----------------------------------          March 31,
                                                      1996                  1995                 1996
                                                  -----------             ---------       --------------------

REVENUE:
   Sales                                              $23,028              $    --                 $23,028
   Interest and investment income                      23,434               30,086               1,093,681
   Gain on foreign currency exchange                       --                   65                  15,454
   Realized gain on investment securities                  --                   --                  71,214
   Distribution rights (Note 5)                       468,750                   --                 468,750
   Other                                              300,000               25,000                 501,929
                                                     ---------            ---------              ----------

                                                      815,212               55,151               2,174,056
                                                     --------             --------               ---------

EXPENSES:
   Research and development                           269,407              420,072               5,910,232
   General and administrative                         253,473              179,260               5,430,514
   Interest                                            44,014               77,007                 572,536
   Depreciation and amortization                       11,989               12,834                 289,654
                                                     ---------            ---------              ----------
                                                      578,883              689,173              12,202,936
                                                     ---------            ---------              ----------

NET INCOME (LOSS) (Note 6)                           $236,329            $(634,022)           $(10,028,880)
                                                     ---------            ---------              ----------
                                                     ---------            ---------              ----------
NET INCOME (LOSS) PER COMMON SHARE                      $0.03               ($0.10)                 ($1.61)
                                                     ---------            ---------              ----------
                                                     ---------            ---------              ----------
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                                   7,376,320            6,483,675               6,211,957
                                                     ---------            ---------              ----------
                                                     ---------            ---------              ----------


The accompanying notes are an integral part of these statements.

                             DEPRENYL ANIMAL HEALTH, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                               Statements of Cash Flows
                               (Stated in U.S. Dollars)
_______________________________________________________________________________



                                                                                                     Period From
                                                          Period Ended March 31,                    July 19, 1990
                                                                                              (Date of Incorporation)
                                            -------------------------------------------------       to March 31,
                                                      1996                   1995                       1996
                                            ------------------------ ------------------------ -----------------------
OPERATING ACTIVITIES:
  Net income (loss)                                   $236,329                 $(634,022)              $(10,028,880)
    Adjustments to reconcile
    net income (loss) to cash used
    in operating activities:
       Depreciation and
        amortization                                    11,989                    19,075                    289,654
       Amortization of unearned supply
        agreement consideration                           --                        --                      653,500
       Amortization of premium on
        investment securities                             --                        --                       52,533
       Realized gain on
        investment securities (gross)                     --                        --                      (71,214)
       Compensation expense
        resulting from stock
        issued at price below
        estimated market value                            --                        --                      423,746
       Amortization of unearned
        compensation resulting
        from stock option grants                          --                        --                      620,140
       Benefit resulting from
        increase in exercise
        price of stock options                            --                        --                      (16,640)
       Gain on foreign
        currency exchange                                 --                         (65)                   (15,454)
       Changes in operating
        accounts:
         Receivable from Draxis
          Health Inc.                                  (22,597)                     (263)                   (23,028)
         Prepaid expenses                                1,097                     1,246                       (735)
          Inventory                                   (123,645)                     --                     (123,645)
         Accrued interest
          receivable                                      --                       5,506                       --
         Other assets                                    1,200                      --                       (3,418)
         Accounts payable and
          accrued expenses                             (43,160)                  113,384                     97,942
                                                     ---------                 ---------                  ---------
Net cash provided by (used in)
 operating activities                                   61,213                  (495,139)                (8,145,499)
                                                     ---------                 ---------                  ---------
                                                     ---------                 ---------                  ---------

INVESTING ACTIVITIES:
  Purchases of furniture,
   equipment and leasehold
   improvements                                        (16,915)                     (676)                  (143,187)
  Purchases of investment
   securities                                             --                        --                  (20,054,735)
  Proceeds from sales of
   investment securities                                  --                     976,292                 19,898,024
  Expenditures for intangible
   assets                                              (26,471)                  (20,596)                  (494,398)
  Investment in Phoenix
   Scientific, Inc.                                       --                        --                      175,390
                                                     ---------                 ---------                  ---------

Net cash provided by (used in)
 investing activities                                  (43,386)                  955,020                   (618,906)
                                                     ---------                 ---------                  ---------
                                                     ---------                 ---------                  ---------


                             DEPRENYL ANIMAL HEALTH, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                               Statements of Cash Flows
                               (Stated in U.S. Dollars)



                                                                                         Period From
                                                                                        July 19, 1990
                                                                                   (Date of Incorporation)
                                                      Period Ended March 31,             to March 31,
                                                --------------------------------
                                                     1996               1995                 1996
                                                ---------------   --------------    ---------------------
FINANCING ACTIVITIES:
 1994 Loan from Draxis Health Inc.                 (955,000)        $    --            $  1,545,000
 1996 Loan from Draxis Health Inc.                1,000,000              --               1,000,000
 Debt issuance costs                                 --                  --                (142,158)
 Deferred stock offering
  costs                                              --                  --              (1,458,227)
 Advances from Draxis
  Animal Health (Canada) Inc.                      (140,000)             --                 139,724
  Advances from Draxis Health Inc.                 (450,000)             --                  --
 Repayments of advances from
  Draxis Animal Health (Canada) Inc.                 --                  --                 (10,000)
 Issuance of common stock                         1,545,000              --               9,747,198
                                               ------------         -----------        ------------

Net cash provided by
 financing activities                             1,000,000              --              10,215,537
                                               ------------         -----------        ------------
EFFECT OF EXCHANGE RATES
 ON CASH                                             --                      65              15,454
                                               ------------         -----------        ------------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             1,017,827            459,946            2,072,586

CASH AND CASH EQUIVALENTS:

 Beginning of period                              1,054,759            240,902               --
                                               ------------         -----------        ------------

 End of period                                 $  2,072,586         $  700,848         $  2,072,586
                                               ------------         -----------        ------------
                                               ------------         -----------        ------------

SUPPLEMENTAL SCHEDULE OF
 CASH FLOW INFORMATION:

 Issuance of common stock for
  intangibles acquired and
  other noncash consideration                  $     --             $    --            $    267,958
                                               ------------         -----------        ------------
                                               ------------         -----------        ------------
 Reduction of amounts payable
  in exchange for equipment                    $     --             $    --            $      5,139
                                               ------------         -----------        ------------
                                               ------------         -----------        ------------
 Deferred stock offering costs
  offset against common stock                  $     --             $    --            $  1,551,564
                                               ------------         -----------        ------------
                                               ------------         -----------        ------------

 Investment in Phoenix
  Scientific, Inc. financed by
  obligations under contract                   $     --             $  (200,000)       $     --
                                               ------------         -----------        ------------
                                               ------------         -----------        ------------

 Interest paid                                 $    44,014          $   70,766         $    348,363
                                               ------------         -----------        ------------
                                               ------------         -----------        ------------


 There have been no income taxes
 paid.


           The accompanying notes are an integral part of these statements.

                             DEPRENYL ANIMAL HEALTH, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                            Notes to Financial Statements
                                     (Unaudited)


1. The Balance Sheets as of March 31, 1996, the Statements of Operations for the three months ended March 31, 1996 and 1995, and for the period from July 19, 1990 (date of incorporation) to March 31, 1996, and the Statements of Cash Flows for the three months ended March 31, 1996 and 1995 and for the period from July 19, 1990 (date of incorporation) to March 31, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for all periods presented have been made. Certain amounts included in the 1995 presentation have been reclassified to conform with the 1996 presentation.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and notes thereto.

2. As of March 31, 1996, cash and cash equivalents consists of $2,019,173 in interest bearing deposits and $53,413 in non-interest bearing deposits.

3. Inventories are priced at the lower of first in - first out (FIFO) cost. As of March 31, 1996, inventories consist of $90,000 in raw materials and $33,645 in finished goods.

4. As of March 31, 1996, intangible assets include the unamortized balance of debt issuance costs totaling $110,951 and costs associated with securing patents of $352,155.

5. Pursuant to terms of the Draxis Health Inc. (formerly Deprenyl Research Limited) financing, the Company has notes payable to Draxis Health Inc. aggregating $2,545,000. In January, 1996, the Company completed an agreement with Draxis Health Inc. to distribute Anipryl-Registered Trademark- in Canada. As part of the 10-year exclusive distribution agreement, Draxis Health Inc. paid an up front fee of $468,750 for specified Canadian rights to Anipryl-Registered Trademark- as well as $125,000 for reimbursement of expenses incurred to date to prepare marketing materials for the Canadian launch of Anipryl-Registered Trademark-. The companies entered into a revenue sharing formula for Canadian sales of Anipryl-Registered Trademark-. As part of the distribution agreement, Draxis Health Inc. converted approximately $1.5 million of the $3 million in loans outstanding into common shares of the Company. Draxis Health Inc. also provided $1 million of operating capital in the form of a loan convertible to common shares of the Company. (See Management's Discussion and Analysis for a detailed description of this transaction.)

6. Net income (loss) per common share is based on the weighted average number of shares outstanding during each period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Financial Statements and Notes to Financial Statements for the year ended December 31, 1995, as well as Management's Discussion and Analysis in the Company's Form 10-K.

The Company was formed on July 19, 1990 to assume the rights and continue the development and marketing research regarding the use of l-deprenyl (Anipryl-Registered Trademark-) in animals previously performed by Deprenyl Animal Health (Canada) Inc. ("DAH (Canada)"), a wholly-owned subsidiary of Draxis Health Inc. Draxis Pharmaceutica Inc. (also a wholly-owned subsidiary of Draxis Health Inc.) currently holds approximately a 44% equity interest (formerly held by DAH (Canada)). Draxis Health Inc. ("Draxis"), formerly Deprenyl Research Limited or DRL, holds convertible debt that could increase its ownership to approximately 52% of the Company.

FINANCIAL CONDITION

Total assets increased during the period from $1,560,092 as of December 31, 1995 to $2,753,261 as of March 31, 1996, due primarily to financing received in accordance with the Draxis Distribution Agreement (see discussion below). Also during the quarter, the Company made its first sale of its product to Draxis and has begun to build inventory levels.

Intangible assets increased from $442,877 as of December 31, 1995 to $463,106 as of March 31, 1996 primarily due to the Company's program to obtain worldwide patent and trademark coverage for Anipryl-Registered Trademark-. Amortization of debt issuance costs associated with the 1994 and 1996 Draxis Financings, as defined below, also continue to reduce amounts recorded as intangible assets.

The Company believes it has sufficient operating capital through the end of 1996. Management is actively seeking additional financing. Should such additional financing not be attained in a timely manner, the Company could be forced to curtail the clinical development of Anipryl-Registered Trademark- and immediately reduce operations. See discussion of regulatory approval below under "Results of Operations". See "Liquidity and Capital Resources".

RESULTS OF OPERATIONS

On October 2, 1995, the Company received regulatory approval by the Canadian Health Protection Branch Bureau of Veterinary Drugs ("HPB") to market Anipryl-Registered Trademark- in Canada. The Company had its first veterinary pharmaceutical product sale for this indication in March, 1996. Management believes that revenues from the marketing of Anipryl-Registered Trademark- in Canada should marginally reduce operating losses for 1996.

In January, 1996, in order to obtain working capital through 1996 and to enhance its capability to market its first approved product in Canada, the Company signed an agreement with Draxis providing Draxis a ten-year exclusive distribution right in Canada for Anipryl-Registered Trademark- (the "Draxis Distribution Agreement").

The Company is awaiting action of the U.S. Food and Drug Administration with regard to its Cushing's disease application. The Company is continuing its U.S. pivotal clinical trial for canine cognitive dysfunction, at the current time, but lack of funds would curtail the clinical development of Anipryl-Registered Trademark-. There is no way to predict when, or if, regulatory approvals might be attained in the U.S. or the timing or magnitude of the revenues from marketing of the Company's product in the U.S. or whether any such revenues will ever be realized.

Revenues totaled $815,212 for the three months ended March 31, 1996 compared to $55,151 for the three months ended March 31, 1995 and $2,174,056 for the period from July 19, 1990 (date of incorporation) to March 31, 1996. Interest and investment income will continue to be the Company's primary source of income, although revenue from Canadian sales of Anipryl-Registered Trademark- is expected to increase in the coming months. Interest income may increase temporarily subsequent to the receipt of funding from the Draxis Distribution Agreement but will continue to decline over time as a result of fewer funds being available for investment as the Company continues its Anipryl-Registered Trademark- research and development program. The Company will also continue to incur interest expense associated with the 1994 and 1996 Draxis Financings.
(See discussion of the 1994 and 1996 Draxis Financings in "Liquidity and Capital Resources" below.) The Company received other revenue of $125,000 during the three months ended March 31, 1996, from Draxis Health Inc. in accordance with the Draxis Distribution Agreement. The Company also received other revenue of $175,000 during the three months ended March 31, 1996, from Hoechst Veterinae in connection with the License and Supply Agreement the Company signed during 1994.

Total expenses for the three months ended March 31, 1996 were $578,883 while total expenses for the three months ended March 31, 1995 and for the period from July 19, 1990 (date of incorporation) to March 31, 1996 were $689,173, and $12,202,936, respectively. Total expenses result primarily from research and development expenses associated with the Company's pivotal (Phase III equivalent) clinical trials under the Anipryl-Registered Trademark- development program, development of the marketing and sales plan for the U.S. launch of Anipryl-Registered Trademark-, general operating expenses and interest expense resulting from the 1994 and 1996 Draxis Financings. Total expenses are expected to increase somewhat during the remainder of 1996, due to preparation for the U.S. marketing and sales of Anipryl-Registered Trademark- for Cushing's disease and continuation of the Anipryl-Registered Trademark- development program. Operating expenses continue to remain within expectations.

Research and development expenses for the three months ended March 31, 1996 aggregated $269,407 compared to $420,072 for the three months ended March 31, 1995 and $5,910,232 for the period from July 19, 1990 (date of incorporation) to March 31, 1996. Research and development expenses relate primarily to activities required to obtain pre-marketing regulatory approval for Anipryl-Registered Trademark- for use in pet dogs.

During the three months ended March 31, 1996, the Company incurred interest expense aggregating $44,014 compared to $77,007 for the corresponding period in 1995, and $572,536 for the period from inception to March 31, 1996. Interest expense is comprised of interest expense and amortization of debt issuance costs associated with the Draxis Financings. Debt issuance costs aggregating $155,200 are being amortized over the term of the debt using the effective interest method. (See discussion of Draxis Financings in "Liquidity and Capital Resources" below.)

The Company had its first operating quarter of net income of $236,329 or $.03 per share compared to a net loss of $634,022 or $.10 per share, for the three month period ended March 31, 1995. This income was the result of a one time event and the Company does not expect net income in the second quarter. Net losses for the period from inception to March 31, 1996 aggregate $10,028,880, or $1.61 per share.

The Company is in discussions with Hoechst Veterinae to regain the European rights to the veterinary pharmaceutical Anipryl-Registered Trademark-. The Company is currently evaluating the best alternatives to accelerate the availability of Anipryl-Registered Trademark- in Europe.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company had cash and cash equivalents of $2,072,586 of which $2,019,173 is held in U.S. and Canadian interest-bearing accounts and $53,413 is held in U.S. non-interest bearing operating accounts compared to $1,054,759 as of December 31, 1995.

In January, 1996, in order to obtain working capital through 1996 and to enhance its capability to market its first approved product in Canada, the Company signed an agreement with Draxis providing Draxis a ten-year exclusive distribution right in Canada for Anipryl-Registered Trademark-. As part of the Draxis Distribution Agreement, Draxis converted, at the request of the Company, approximately $1.5 million of debt it had previously loaned the Company in 1994 (the "1994 Draxis Financing") into common stock of the Company at a renegotiated exercise price of $1.55 per share, and provided another $1 million to the Company for operating capital in 1996 as convertible debt also with a conversion price of $1.55 per share (the "1996 Draxis Financing"). The repayment terms for the 1996 Draxis Financing are substantially equivalent to the terms described below for the 1994 Draxis Financing, with installment payments commencing October 1, 1999 and ending October 1, 2003. To meet requirements of the Toronto Stock Exchange, this new debt is subject to approval by a majority of votes cast by the non-affiliate shareholders of the Company, at its next annual meeting of shareholders. As a result of the conversion of debt, Draxis now owns approximately 44% of the Company's common stock, with options to convert the remaining debt that if fully converted would provide Draxis with an ownership position in the Company of approximately 52%. The Company anticipates that it will require further funding in order to complete the regulatory process in the United States; and market its product and is directing efforts toward this goal.

In connection with a Loan Agreement dated August 25, 1992 relating to the Company's investment in Phoenix Scientific, Inc., the Company was required to pay Draxis U.S.$250,000 on July 1, 1994 and U.S.$200,000 on October 1, 1994
pursuant to two promissory notes. The Company was also required to pay DAH (Canada), a wholly-owned subsidiary of Draxis, U.S.$140,000 upon demand (collectively, the "Notes"). As of March 24, 1994 and subject to certain terms and conditions, the Company and Draxis entered into the 1994 Draxis Financing whereby Draxis provided additional funding of U.S.$2,500,000 on May 1, 1994, to the Company so that the Company could continue pursuing the development and regulatory approval process of Anipryl-Registered Trademark-. Contemporaneously, the Company paid to Draxis an up-front fee of U.S.$155,200. Pursuant to the 1994 Draxis Financing, Draxis also agreed to extend the repayment of the Notes until 1997. Furthermore, the parties agreed to amend the Notes to provide that all amounts due thereunder may be converted at the option of Draxis, upon written notice to the Company, into shares of Common Stock of the Company at U.S.$2.88 per share.

The portion of the 1994 loan that was not converted in the 1996 Draxis Financing as part of the consideration for the Draxis Distribution Agreement is repayable as to (i) 60% of the outstanding amount in equal quarterly installments payable on the last day of each quarter commencing January 1, 1997 and ending January 1, 2001, and (ii) 40% in a lump sum on January 1, 2001, together with interest thereon payable quarterly on the last day of each quarter at an annual rate equal to the prime rate plus 1% on the outstanding principal amount commencing on the date of the loan.

In addition, the remaining portion of this loan may be converted, upon written notice to the Company, into: (a) shares of Common Stock of the Company at U.S.$2.88 per share; or (b) a participation interest, in increments of U.S.$250,000, payable in annual installments until December 31, 2003. Participation Interest is defined as an entitlement to receive an amount per annum until December 31, 2003 equal to (i) 28% of the converted principal and unpaid and accrued interest commencing the date of conversion by Draxis, if Draxis converts prior to the receipt by the Company of FDA approval of Anipryl-Registered Trademark- but after receipt of HPB approval of Anipryl-Registered Trademark-; or (ii) 20% of the converted principal and unpaid and unpaid interest commencing the date of conversion by Draxis, if Draxis converts after the receipt by the Company of FDA approval of Anipryl-Registered Trademark- and HPB approval of Anipryl-Registered Trademark-. Participation interest payments will decrease to 2/3 of the amount required to be paid for the year ending December 31, 2004, and to 1/3 of such amount for the year ending December 31, 2005.

In the event a participation interest payment exceeds 50% of the Company's pre-tax net income during any fiscal year, the difference between the participation interest payment and 50% of such pre-tax net income shall be paid in the form of shares of the Company at the average price of U.S.$2.88 per share. Draxis has further agreed not to convert more than 50% of the loan into a participation interest in any calendar year. The 1996 Draxis Financing does not contain a provision for conversion into a participation interest. Under certain terms and conditions, the Company shall be required to register any shares acquired by Draxis under any of the above-mentioned terms with the Securities and Exchange Commission.

The Company agrees that any additional debt which may be incurred by the Company, with a repayment term exceeding one year, shall be subordinated to the Company's outstanding indebtedness to Draxis. The Company may prepay any amounts outstanding at sixty (60) days written notice to Draxis, during which time Draxis retains the right to exercise any remaining conversion privileges.

The ability of the Company to achieve its goal of bringing Anipryl-Registered Trademark- to the U.S. market for use in dogs is dependent, in part, upon the Company's ability to raise adequate funding and to gain FDA regulatory approval of its product. There can be no assurance that the remaining capital will be sufficient to implement the Company's objective of obtaining pre-marketing approval of Anipryl-Registered Trademark- in the U.S. The Company has invested the proceeds from its financing activities primarily in short-term or liquid investments, so that the Company will be able to access its cash requirements as needed for its development plan during 1996. Insufficient funding may require the Company to delay or eliminate expenditures relating to the marketing of the product and further development. The Company is currently considering options for additional funding. The Board of Directors appointed a committee of independent members to evaluate any proposals that may arise. The Committee has retained an investment banking firm to assist with the analysis and negotiations of any such proposals. Draxis has indicated an interest in further supporting the Company's efforts and has submitted a proposal for consideration. It is not possible at this time to predict with assurance whether any of these activities will result in additional funding for the Company. Based upon the Company's current level of expenditures, the Company has funds to support its development program through year-end 1996.



                             PART II. - OTHER INFORMATION


ITEM 1-6.     NONE

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             DEPRENYL ANIMAL HEALTH, INC.


Date  May 10, 1996            By: /s/ David R. Stevens
                                 ------------------------------------
                             David R. Stevens
                             President, Chief Executive Officer, and
                             Chief Financial Officer