Form 10-Q
period 1996-06-30
DEPRENYL ANIMAL HEALTH INC
filed 1996-08-14
CIK 870758

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    JUNE 30, 1996
                             ---------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
                             ----------  ----------

Commission file number 0-19059

                             Deprenyl Animal Health, Inc.
                (Exact name of registrant as specified in its charter)

         Missouri                                             36-3716293
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                               10955 Lowell, Suite 710
                             Overland Park, Kansas  66210
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

                   Yes       X         No
                       -------------      -------------

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   Yes                 No
                       -------------      -------------

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     7,544,698 common shares as of July 17, 1996

                           PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             DEPRENYL ANIMAL HEALTH, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                                    Balance Sheets
                               (Stated in U.S. Dollars)
________________________________________________________________________________




                                                                   June 30,     December 31,
ASSETS                                                   Note       1996            1995
- ------                                                  ------   -----------   -------------
Current Assets:
  Cash and cash equivalents                              (2)    $1,488,552     $1,054,759
  Receivables:
   Draxis Health Inc.                                                5,945            431
  Prepaid expenses                                                   2,136          1,832
  Inventory                                              (3)       174,124             --

                                                                 ----------     ----------

     Total Current Assets                                        1,670,757      1,057,022

Furniture, equipment and leasehold
  improvements, net of accumulated
  depreciation and amortization                                     73,080         55,575


Other Assets:
  Intangibles                                            (4)       466,992        442,877
  Other                                                              4,018          4,618

                                                                 ----------     ----------

     Total Assets                                               $2,214,847     $1,560,092
                                                                 ----------     ----------
                                                                 ----------     ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                           $124,378      $ 135,963

                                                                 ----------     ----------

     Total Current Liabilities                                     124,378        135,963

Notes Payable - Draxis Health Inc.                       (5)     2,545,000      3,090,000

                                                                 ----------     ----------

     Total Liabilities                                           2,669,378      3,225,963

Commitments

Stockholders' Equity:
  Common stock, no par, 20,000,000 shares
  authorized, 7,544,698 shares issued and outstanding,
  as of June 30, 1996 and 20,000,000 shares authorized,
  6,508,675 shares issued and outstanding, as of                10,253,996      8,599,338
  December 31, 1995.

  Deficit accumulated during development stage                 (10,708,527)   (10,265,209)

                                                                 ----------     ----------

     Total Stockholders' Equity (Deficit)                         (454,531)    (1,665,871)

                                                                 ----------     ----------

     Total Liabilities and Stockholders' Equity                 $2,214,847     $1,560,092
                                                                 ----------     ----------
                                                                 ----------     ----------



         The accompanying notes are an integral part of these balance sheets.

                             DEPRENYL ANIMAL HEALTH, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                               Statements of Operations
                               (Stated in U.S. Dollars)




                                                                                                     Period From
                                                                                                 July 19, 1990 (Date of
                                                                                                   Incorporation) to
                                              Three Months                   Six Months
                                              Ended June 30,                Ended June 30,
                                       --------------------------    --------------------------
                                                                                                      June 30,
                                           1996            1995          1996           1995           1996
                                       -----------     ----------    -----------    -----------    -----------
REVENUE:
   Sales                              $    48,132      $       -    $    71,160    $         -    $    71,160
   Interest and investment income          21,016         22,219         44,450         52,305      1,114,697
   Gain on foreign currency exchange            -           (142)             -            (77)        15,454
   Realized gain on
    investment securities                       -              -              -              -         71,214
   Distribution rights                          -              -        468,750              -        468,750
   Other                                    5,966              -        305,966         25,000        507,895

                                       -----------      ---------    -----------    -----------    -----------

                                           75,114         22,077        890,326         77,228      2,249,170

                                       -----------      ---------    -----------    -----------    -----------
EXPENSES:
   Research and development               347,608        400,418        617,433        820,490      6,258,258
   General and administrative             335,607        288,564        608,561        467,824      5,785,602
   Interest                                40,616         78,867         84,630        155,874        613,152
   Depreciation and amortization           11,031         12,867         23,020         25,701        300,685

                                       -----------      ---------    -----------    -----------    -----------

                                          734,862        780,716      1,333,644      1,469,889     12,957,697

                                       -----------      ---------    -----------    -----------    -----------

NET LOSS                                $(659,748)     $(758,639)     $(443,318)   $(1,392,661)  $(10,708,527)
                                       -----------      ---------    -----------    -----------    -----------
                                       -----------      ---------    -----------    -----------    -----------

NET LOSS PER COMMON SHARE                  $(0.09)        $(0.12)        $(0.06)        $(0.21)        $(1.72)
                                            ------         ------         ------         ------         ------
                                            ------         ------         ------         ------         ------
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES                       7,393,443      6,483,675      7,448,059      6,483,675      6,225,955
                                       -----------      ---------    -----------    -----------    -----------
                                       -----------      ---------    -----------    -----------    -----------




The accompanying notes are an integral part of these statements.

                             DEPRENYL ANIMAL HEALTH, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                               Statements of Cash Flows
                               (Stated in U.S. Dollars)
________________________________________________________________________________

                                                                Period From
                                                               July 19, 1990
                                                                 (Date of
                                                               Incorporation)
                                      Period Ended June 30,     to June 30,
                                    ------------------------
                                       1996         1995           1996
                                    ---------    -----------   --------------
OPERATING ACTIVITIES:
  Net loss                         $(443,318)   $(1,392,661)  $(10,708,527)
   Adjustments to reconcile
   net loss to cash used in
   operating activities:
     Depreciation and
     amortization                     23,020         38,183        300,685
     Amortization of unearned supply
     agreement consideration              --             --        653,500
     Amortization of premium on
     investment securities                --             --         52,533
     Realized gain on
     investment securities (gross)        --             --        (71,214)
     Compensation expense
     resulting from stock
     issued at price below
     estimated market value               --             --        423,746
     Amortization of unearned
     compensation resulting
     from stock option grants             --             --        620,140
     Benefit resulting from
     increase in exercise
     price of stock options               --             --        (16,640)
     (Gain) loss on foreign
     currency exchange                    --             77        (15,454)
     Changes in operating
     accounts:
     Receivable from Draxis
     Health Inc.                      (5,514)           346         (5,945)
     Prepaid expenses                   (304)          (949)        (2,136)
     Inventory                      (174,124)       (24,500)      (174,124)
     Accrued interest
     receivable                           --         49,186             --
     Other assets                        600             --         (4,018)
     Accounts payable and
     accrued expenses                (11,585)        62,324        129,517
                                     --------      ---------      ---------

Net cash used in
  operating activities              (611,225)    (1,267,994)    (8,817,937)
                                     --------      ---------      ---------
INVESTING ACTIVITIES:
  Purchases of furniture,
  equipment and leasehold
  improvements                       (28,042)       (32,128)      (154,314)
  Purchases of investment
  securities                              --             --    (20,054,735)
  Proceeds from sales of
  investment securities                   --      2,219,185     19,898,024
  Expenditures for intangible
  assets                             (36,598)       (29,514)      (504,525)
  Investment in Phoenix
  Scientific, Inc.                        --             --        175,390
                                     --------      ---------      ---------
Net cash provided by (used in)
  investing activities               (64,640)     2,157,543       (640,160)
                                     --------      ---------      ---------

                             DEPRENYL ANIMAL HEALTH, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                               Statements of Cash Flows
                               (Stated in U.S. Dollars)
________________________________________________________________________________






                                                                       Period From
                                                                       July 19, 1990
                                                                    (Date of Incorporation)
                                            Period Ended June 30,      to June 30,
                                      ----------------------------
                                            1996            1995          1996
                                      -------------    -----------    -------------
FINANCING ACTIVITIES:
  1994 Loan from Draxis Health Inc.   $  (955,000)    $       --    $ 1,545,000
  1996 Loan from Draxis Health Inc.     1,000,000                     1,000,000
  Debt issuance costs                          --             --       (142,158)
  Deferred stock offering
  costs                                        --             --     (1,458,227)
  Advances from Draxis
  Animal Health (Canada) Inc.            (140,000)            --        139,724
  Advances from Draxis Health Inc.       (450,000)            --             --
  Repayments of advances from
  Draxis Animal Health (Canada) Inc.           --             --        (10,000)
  Issuance of common stock              1,654,658             --      9,856,856
                                       -----------     ----------    -----------
Net cash provided by
  financing activities                  1,109,658             --     10,931,195
                                       -----------     ----------    -----------
EFFECT OF EXCHANGE RATES
  ON CASH                                      --            (77)        15,454
                                       -----------     ----------    -----------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                    433,793        889,472      1,488,552

CASH AND CASH EQUIVALENTS:

  Beginning of period                   1,054,759        240,902             --
                                       -----------     ----------    -----------
  End of period                       $ 1,488,552     $1,130,374    $ 1,488,552
                                       -----------     ----------    -----------
                                       -----------     ----------    -----------
SUPPLEMENTAL SCHEDULE OF
  CASH FLOW INFORMATION:

  Issuance of common stock for
  intangibles acquired and
  other noncash consideration         $        --     $       --    $   267,958
                                       -----------     ----------    -----------
                                       -----------     ----------    -----------
  Reduction of amounts payable
  in exchange for equipment           $        --     $       --    $     5,139
                                       -----------     ----------    -----------
                                       -----------     ----------    -----------
  Deferred stock offering costs
  offset against common stock         $        --     $       --    $ 1,551,564
                                       -----------     ----------    -----------
                                       -----------     ----------    -----------
  Investment in Phoenix
  Scientific, Inc. financed by
  obligations under contract          $        --     $ (400,000)   $        --
                                       -----------     ----------    -----------
                                       -----------     ----------    -----------
  Interest paid                       $    84,630     $  143,392    $   388,979
                                       -----------     ----------    -----------
                                       -----------     ----------    -----------
  There have been no income taxes
  paid.




           The accompanying notes are an integral part of these statements.

                             DEPRENYL ANIMAL HEALTH, INC.
                            (A DEVELOPMENT STAGE COMPANY)


                            Notes to Financial Statements
                                     (Unaudited)


1. The Balance Sheets as of June 30, 1996 and 1995, the Statements of Operations for the three months ended June 30, 1996 and 1995, and for the period from July 19, 1990 (date of incorporation) to June 30, 1996, and the Statements of Cash Flows for the six months ended June 30, 1996 and 1995 and for the period from July 19, 1990 (date of incorporation) to June 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for all periods presented have been made. Certain amounts included in the 1995 presentation have been reclassified to conform with the 1996 presentation.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and notes thereto.

2. As of June 30, 1996, cash and cash equivalents consists of $1,458,373 in interest bearing deposits and $30,179 in non-interest bearing deposits.

3. Inventories are priced at the lower of first in - first out (FIFO) cost. As of June 30, 1996, inventories consist only of finished goods.

4. As of June 30, 1996, intangible assets include the unamortized balance of debt issuance costs totaling $104,710 and costs associated with securing patents of $362,282.

5. Pursuant to terms of the Draxis Health Inc. (formerly Deprenyl Research Limited) financing, the Company has notes payable to Draxis Health Inc. aggregating $2,545,000. In January, 1996, the Company completed an agreement with Draxis Health Inc. to distribute Anipryl-Registered Trademark- in Canada. As part of the 10-year exclusive distribution agreement, Draxis Health Inc. paid an up front fee of $468,750 for specified Canadian rights to Anipryl-Registered Trademark- as well as $125,000 for reimbursement of expenses incurred to date to prepare marketing materials for the Canadian launch of Anipryl-Registered Trademark-. The companies entered into a revenue sharing formula for Canadian sales of Anipryl-Registered Trademark-. As part of the distribution agreement, Draxis Health Inc. converted approximately $1.5 million of the $3 million in loans outstanding into common shares of the Company. Draxis also provided $1 million of operating capital in the form of a loan convertible to common shares of the Company. (See Management's Discussion and Analysis for a detailed description of this transaction.)

6. Net loss per common share is based on the weighted average number of shares outstanding during each period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Financial Statements and Notes to Financial Statements for the year ended December 31, 1995, as well as Management's Discussion and Analysis in the Company's Form 10-K.

The Company was formed on July 19, 1990 to assume the rights and continue the development and marketing research regarding the use of l-deprenyl (Anipryl-Registered Trademark-) in animals previously performed by Deprenyl Animal Health (Canada) Inc. (DAH (Canada)), a wholly-owned subsidiary of Draxis Health Inc. (Draxis). Draxis Pharmaceutica Inc. ("DPI"), also a wholly-owned subsidiary of Draxis, currently holds approximately a 30% equity interest in the Company and Draxis, LLC, a Delaware limited liability company owned 90% by Draxis and 10% by DPI, currently holds approximately a 14% equity interest in the Company. Thus, Draxis affiliates currently own approximately 44% equity interest in the Company. DPI holds convertible debt that could increase the ownership of Draxis affiliates to approximately 52% of the Company.

FINANCIAL CONDITION

Total assets increased during the period from $1,560,092 as of December 31, 1995 to $2,214,847 as of June 30, 1996, due primarily to financing received in accordance with the Draxis Distribution Agreement (see discussion below). Also during the quarter, the Company made additional sales of its product to Draxis and continues to build inventory levels.

Intangible assets increased from $442,877 as of December 31, 1995 to $466,992 as of June 30, 1996 primarily due to the Company's program to obtain worldwide patent and trademark coverage for Anipryl-Registered Trademark-. Amortization of debt issuance costs associated with the 1994 and 1996 Draxis Financing, as defined below, also continue to reduce amounts recorded as intangible assets.

RESULTS OF OPERATIONS

On October 2, 1995, the Company received regulatory approval from the Canadian Health Protection Branch Bureau of Veterinary Drugs ("HPB") to market Anipryl-Registered Trademark- in Canada. The Company had its first veterinary pharmaceutical product sale for this indication in March, 1996. Management believes that revenues from the marketing of Anipryl-Registered Trademark- in Canada should marginally reduce operating losses for 1996.

In January, 1996, in order to obtain working capital through 1996 and to enhance its capability to market its first approved product in Canada, the Company signed an agreement with Draxis providing Draxis a ten-year exclusive distribution right in Canada for Anipryl-Registered Trademark- (the "Draxis Distribution Agreement").

The Company is awaiting action of the U.S. Food and Drug Administration with regard to its Cushing's disease application and is awaiting action of the HPB with regard to its canine cognitive dysfunction application. The Company is continuing its U.S. pivotal (Phase III equivalent) clinical trial for canine cognitive dysfunction, at the current time, but lack of funds could curtail the clinical development of Anipryl-Registered Trademark-. There is no way to predict when, or if, regulatory approvals might be attained in the U.S. or the timing or magnitude of the revenues from marketing of the Company's products in the U.S. or whether any such revenues will ever be realized.

Revenues totaled $75,114 and $890,326 for the three and six months ended June 30, 1996 compared to $22,077 and $77,228 for the three and six months ended June 30, 1995 and $2,249,170 for the period from July 19, 1990 (date of incorporation) to June 30, 1996. Interest and investment income will continue to be the Company's primary source of income, although revenue from Canadian sales of Anipryl-Registered Trademark- is expected to increase in the coming months. Interest income temporarily increased subsequent to the receipt of funding from the Draxis Distribution Agreement but will continue to decline over time as a result of fewer funds being available for investment as the Company continues its Anipryl-Registered Trademark- research and development program. The Company will also continue to incur interest expense associated with the 1994 and 1996 Draxis Financings. (See discussion of the 1994 and 1996 Draxis Financings in "Liquidity and Capital Resources" below.) The Company received other revenue of $125,000 during the six months ended June 30, 1996, from Draxis Health Inc. in accordance with the Draxis Distribution Agreement. The Company also received other revenue of $175,000 during the six months ended June 30, 1996, from Hoechst Veterinae in connection with the License and Supply Agreement the Company signed during 1994.

Total expenses for the three and six months ended June 30, 1996 were $734,862 and $1,333,644 while total expenses for the three and six months ended June 30, 1995 and for the period from July 19, 1990 (date of incorporation) to June 30, 1996 were $780,616, $1,469,889, and $12,957,697 respectively. Total expenses result primarily from research and development expenses associated with the Company's pivotal (Phase III equivalent) clinical trial under the Anipryl-Registered Trademark- development program, development of the marketing and sales plan for the U.S. launch of Anipryl-Registered Trademark-, general operating expenses and interest expense resulting from the 1994 and 1996 Draxis Financings. Total expenses are expected to increase somewhat during the remainder of 1996, due to preparation for the U.S. marketing and sales of Anipryl-Registered Trademark- for Cushing's disease and continuation of the Anipryl-Registered Trademark- development program. Operating expenses continue to remain within expectations.

Research and development expenses for the three and six months ended June 30, 1996 aggregated $347,608 and $617,433 compared to $400,418 and $820,490 for the corresponding periods during 1995 and $6,258,258 for the period from July 19, 1990 (date of incorporation) to June 30, 1996. Research and development expenses relate primarily to activities required to obtain pre-marketing regulatory approval for Anipryl-Registered Trademark- for use in pet dogs.

During the three and six months ended June 30, 1996, the Company incurred interest expense aggregating $84,630 compared to $155,874 for the corresponding period in 1995, and $613,152 for the period from inception to June 30, 1996. Interest expense is comprised of interest expense and amortization of debt issuance costs associated with the Draxis Financings. Debt issuance costs aggregating $155,200 are being amortized over the term of the debt using the effective interest method. (See discussion of Draxis Financings in "Liquidity and Capital Resources" below.)

The Company had net losses of $659,748 or $0.09 per share and $443,318 or $0.06 per share for the three and six month periods ended June 30, 1996 compared to $758,639 or $0.12 per share and $1,392,661 or $0.21 per share for the three and six month periods ended June 30, 1995. Net losses for the period from inception to June 30, 1996 aggregate $10,708,527, or $1.72 per share.

The Company is in discussions with Hoechst Veterinae to regain the European rights to the veterinary pharmaceutical Anipryl-Registered Trademark-. The Company is currently evaluating the best alternatives to accelerate the availability of Anipryl-Registered Trademark- in Europe.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1996, the Company had cash and cash equivalents of $1,488,552 of which $1,458,373 is held in U.S. and Canadian interest-bearing accounts and $30,179 is held in U.S. non-interest bearing operating accounts compared to $3,527,809 as of June 30, 1995.

In January, 1996, in order to obtain working capital through 1996 and to enhance its capability to market its first approved product in Canada, the Company signed an agreement with Draxis providing Draxis a ten-year exclusive distribution right in Canada for Anipryl-Registered Trademark-. As part of the Draxis Distribution Agreement, Draxis converted, at the request of the Company, approximately $1.5 million of debt it had previously loaned the Company in 1994 (the "1994 Draxis Financing") into common stock of the Company at a renegotiated exercise price of $1.55 per share, and provided another $1 million to the Company for operating capital in 1996 as convertible debt also with a conversion price of $1.55 per share (the "1996 Draxis Financing"). The repayment terms for the 1996 Draxis Financing are substantially equivalent to the terms described below for the 1994 Draxis Financing, with installment payments commencing October 1, 1999 and ending October 1, 2003. As a result of the conversion of debt, Draxis, through its affiliates, now owns approximately 44% of the Company's common stock, with options to convert the remaining debt that if fully converted would provide Draxis with an indirect ownership position in the Company of approximately 52%.

In connection with a Loan Agreement dated August 25, 1992 relating to the Company's investment in Phoenix Scientific, Inc., the Company was required to pay Draxis U.S.$250,000 on July 1, 1994 and U.S.$200,000 on October 1, 1994
pursuant to two promissory notes. The Company was also required to pay DAH (Canada), a wholly-owned subsidiary of Draxis, U.S.$140,000 upon demand (collectively, the "Notes"). As of March 24, 1994 and subject to certain terms and conditions, the Company and Draxis entered into the 1994 Draxis Financing whereby Draxis provided additional funding of U.S.$2,500,000 on May 1, 1994, to the Company so that the Company could continue pursuing the development and regulatory approval of Anipryl-Registered Trademark-. Contemporaneously, the Company paid to Draxis an up-front fee of U.S.$155,200. Pursuant to the 1994 Draxis Financing, Draxis also agreed to extend the repayment of the Notes until 1997. Furthermore, the parties agreed to amend the Notes to provide that all amounts due thereunder may be converted at the option of Draxis, upon written notice to the Company, into shares of Common Stock of the Company at U.S.$2.88 per share.

The portion of the 1994 loan, approximately $1.5 million, that was not converted in the 1996 Draxis Financing as part of the consideration for the Draxis Distribution Agreement is repayable as to (i) 60% of the outstanding amount in equal quarterly installments payable on the last day of each quarter commencing January 1, 1997 and ending January 1, 2001, and (ii) 40% in a lump sum on January 1, 2001, together with interest thereon payable quarterly on the last day of each quarter at an annual rate equal to the prime rate plus 1% on the outstanding principal amount commencing on the date of the loan.

In addition, the remaining portion of the 1994 loan may be converted, upon written notice to the Company, into: (a) shares of Common Stock of the Company at U.S.$2.88 per share; or (b) a participation interest, in increments of U.S.$250,000, payable in annual installments until December 31, 2003. Participation Interest is defined as an entitlement to receive an amount per annum until December 31, 2003 equal to (i) 28% of the converted principal and unpaid and accrued interest commencing the date of conversion by Draxis, if Draxis converts prior to the receipt by the Company of FDA approval of Anipryl-Registered Trademark- but after receipt of HPB approval of Anipryl-Registered Trademark-; or (ii) 20% of the converted principal and unpaid and accrued interest commencing the date of conversion by Draxis, if Draxis converts after the receipt by the Company of FDA approval of Anipryl-Registered Trademark- and HPB approval of Anipryl-Registered Trademark-. Participation interest payments will decrease to 2/3 of the amount required to be paid for the year ending December 31, 2004, and to 1/3 of such amount for the year ending December 31, 2005.

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

The Company is considering options for additional funding. The Board of Directors appointed a committee of independent members to evaluate any proposals that may arise. The Committee retained an investment banking firm to assist with the analysis and negotiations of any such proposals.

It is not possible at this time to predict with assurance whether any of these activities will result in additional funding for the Company. Based upon the Company's current level of expenditures, the Company has funds to support its development program through year-end 1996.

SUBSEQUENT EVENT
- ----------------

Subsequent to the end of the reporting period, on July 25, 1996, the Boards of Directors of the Company and Draxis voted to recommend to the respective shareholders of each company the approval of an Exchange Agreement ( the "Exchange Agreement") executed on the same date by and among Draxis, DPI and the Company. Pursuant to the Exchange Agreement, all outstanding shares of the Company's common stock other than those owned by DPI or Draxis, LLC, and other than dissenters' shares would be exchanged (the "Exchange") for shares of common stock of Draxis on a 1.35 to 1 ratio, with each shareholder of the Company receiving 1.35 shares of Draxis. The same ratio would be applicable to options and warrants to acquire the Company's common shares. An Independent Committee of the Company's Board of Directors approved the Exchange Agreement and the Company's independent investment bankers delivered an opinion that the Exchange was fair, from a financial point of view, to shareholders.

If the Exchange Agreement is adopted by the shareholders and implemented, Draxis will commit, subject to standard business judgment, approximately $10 million to the Company to complete the process of obtaining approval from the U.S. Food and Drug Administration to launch Anipryl-Registered Trademark- in the United States and to acquire new veterinary products, as appropriate. Additionally, the Company would be given operational control over the development, marketing and distribution of Anipryl-Registered Trademark- and any other veterinary product including, without limitation, research and development, regulatory affairs, manufacturing, business development and finance and specifically including the U.S. launch and subsequent marketing, sales and distribution of Anipryl-Registered Trademark- or any other veterinary product. The Company will also be entitled to nominate a director to the Board of Directors of Draxis to serve until the next annual meeting of the shareholders of Draxis, at which time Draxis has agreed to nominate for one term a director selected by the Company and agreeable to Draxis.

Under the Exchange Agreement, if adopted by the shareholders, all shares of the Company stock exchanged for shares of Draxis would be acquired by DPI. The Exchange Agreement contemplates the following steps:

    1. Draxis would create a new wholly owned subsidiary under the laws of the State of Louisiana ("Draxis Sub").

    2. The shareholders of the Company, at a special meeting called to approve the proposals set forth in the Exchange Agreement, would vote on a proposal to merge the Company, which is currently a Missouri corporation, into Draxis Sub (the "Re-incorporation Merger"). Such proposal requires a vote of two-thirds of the outstanding shares of the Company and a vote of a majority of the shares not owned by Draxis or Draxis affiliates and could generate dissenters' rights.

    3. If the Re-incorporation Merger is approved, the shareholders would then vote on a proposal to adopt a Mandatory Share Exchange ( the "Mandatory Share Exchange") pursuant to Section 116 of the Louisiana Business Corporation Law.

    4. If the Mandatory Share Exchange is adopted by the vote of two-thirds of the Company's outstanding shares and a majority of the Company's outstanding shares not owned by Draxis affiliates, all shares of Company stock not owned by the Draxis affiliates would be purchased by DPI in exchange for the issuance to the Company's shareholders of shares of Draxis stock on a 1.35 to 1 ratio.

The Exchange Agreement is subject to numerous conditions to closing, including among other things, that the parties receive opinions from tax advisors that the exchange will be tax free to U.S. shareholders of the Company. It is anticipated that the Exchange will be taxable to Company shareholders residing in Canada and perhaps other jurisdictions.

The Exchange Agreement provides that it may be terminated by either party in certain circumstances including upon a breach by the other party and in the event that the Exchange has not occurred by January 31, 1997. The Company has the right to abandon the plan contemplated by the Exchange Agreement under certain circumstances, but if it so elects, it must pay Draxis a one million dollar fee and must reimburse Draxis up to $750,000 for professional expenses incurred by Draxis in the adoption and execution of the Exchange Agreement. It is anticipated that the Company will incur substantial professional fees throughout the remainder of 1996 in taking the corporate actions contemplated by the Exchange Agreement.

FACTORS AFFECTING FUTURE OPERATING RESULTS
- ------------------------------------------

Statements relating to anticipated revenues included in the "Results of Operations" section above constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 and are subject to the safe harbors created thereby. Actual operating results of the Company could differ materially from anticipated results, as a result of, among other things, the Company's need to obtain U.S. Food and Drug Administration regulatory approval for its product and the ability to raise additional financing.

                             PART II. - OTHER INFORMATION


ITEM 1-3.     NONE


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Matters submitted to a vote of security holders of the Company at the Annual Meeting of Shareholders held June 13, 1996 included (1) the election of two Class II directors; (2) ratification of the selection of Arthur Andersen LLP as independent auditors for the Company for fiscal year 1996; and (3) approval of the 1996 Draxis Financing.


(1) The following persons were elected to serve as directors of the Company:

                                                                      BROKER
                                FOR            AGAINST     ABSTAIN   NON-VOTES
                         -------------------------------------------------------

    Samuel W. Sarick         5,288,625           0         71,977         0

    Charles L. Wood          5,290,515           0         71,977         0

(2) Shareholders ratified the selection of Arthur Andersen LLP as the independent auditors for the Company for fiscal year 1996 as follow:

              Votes cast for:       5,281,737
              Votes cast against:      11,868
              Abstained:               67,942
              Broker non-votes:             0

(3) Shareholders approved the 1996 Draxis Financing as follows:

              Votes cast for:       1,099,578
              Votes cast against:      76,918
              Abstained:               12,149
              Broker non-votes:     4,172,902


ITEM 5-6.     NONE

                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  DEPRENYL ANIMAL HEALTH, INC.


Date 8/14/96                      By:  /s/David R. Stevens
     ----------                   ----------------------
                                  David R. Stevens
                                  President, Chief Executive Officer, and
                                  Chief Financial Officer