Form 10-Q
period 1996-09-30
DEPRENYL ANIMAL HEALTH INC
filed 1996-11-14
CIK 870758

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          September 30, 1996
                              -------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
                              -------------------------    --------------------

Commission file number 0-19059

                          Deprenyl Animal Health, Inc.
             (Exact name of registrant as specified in its charter)

            Missouri                                      36-3716293
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                             10955 Lowell, Suite 710
                          Overland Park, Kansas  66210
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

                    Yes       x         No
                            -----            -----

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

                 7,549,698 common shares as of October 15, 1996

                         PART I. - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          DEPRENYL ANIMAL HEALTH, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                                 Balance Sheets
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                      September 30,    December 31,
ASSETS                                                      Note          1996             1995
------                                                      ----          ----             ----
Current Assets:
 Cash and cash equivalents                                   (2)       $   713,555      $ 1,054,759

 Receivables:
  Draxis Health Inc.                                                            --              431

 Prepaid expenses                                                            3,108            1,832
 Inventories                                                 (3)           298,619               --
                                                                       -----------      -----------

      Total Current Assets                                               1,015,282        1,057,022

Furniture, equipment and leasehold
 improvements, net of accumulated
 depreciation and amortization                                              80,228           55,575

Other Assets:
 Intangibles                                                 (4)           464,319          442,877
 Other                                                                       4,018            4,618
                                                                       -----------      -----------

      Total Assets                                                     $ 1,563,847      $ 1,560,092
                                                                       -----------      -----------
                                                                       -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses                                 $    45,574      $   135,963
                                                                       -----------      -----------

      Total Current Liabilities                                             45,574          135,963

Notes Payable - Draxis Health Inc.                           (5)         2,545,000        3,090,000
                                                                       -----------      -----------

      Total Liabilities                                                  2,590,574        3,225,963

Commitments

Stockholders' Equity:
 Common stock, no par, 20,000,000 shares
 authorized, 7,549,698 shares issued and outstanding,
 as of September 30, 1996 and 20,000,000 shares
 authorized, 6,508,675 shares issued and outstanding,
 as of December 31, 1995.                                               10,263,996        8,599,338

 Deficit accumulated during development stage                          (11,290,723)     (10,265,209)
                                                                       -----------      -----------

      Total Stockholders' Equity (Deficit)                              (1,026,727)      (1,665,871)
                                                                       -----------      -----------

      Total Liabilities and Stockholders' Equity                       $ 1,563,847      $ 1,560,092
                                                                       -----------      -----------
                                                                       -----------      -----------

      The accompanying notes are an integral part of these balance sheets.

                          DEPRENYL ANIMAL HEALTH, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            Statements of Operations
                            (Stated in U.S. Dollars)

                                                                                                      Period From
                                                                                                July 19, 1990 (Date of
                                                                                                   Incorporation) to
                                             Three Months                    Nine Months
                                          Ended September 30,            Ended September 30,
                                       -------------------------     ---------------------------    September 30,
                                          1996           1995           1996            1995            1996
                                       ----------     ----------     -----------     -----------    -------------
REVENUE:
 Sales                                 $   33,073     $   -          $   104,233     $    -          $    104,233
 Interest and investment income            13,871         12,737          58,321          65,042        1,128,568
 Gain on foreign currency exchange         -                   9          -                  (68)          15,454
 Realized gain on
 investment securities                     -              -               -               -                71,214
 Distribution rights                       -              -              468,750          -               468,750
 Other                                     -              -              305,966          25,000          507,895
                                       ----------     ----------     -----------     -----------     ------------

                                           46,944         12,746         937,270          89,974        2,296,114
                                       ----------     ----------     -----------     -----------     ------------

EXPENSES:
 Research and development                 272,046        282,512         889,479       1,103,002        6,530,304
 General and administrative               298,682        219,784         907,243         687,608        6,084,284
 Interest                                  47,250         78,295         131,880         234,169          660,402
 Depreciation and amortization             11,162         75,415          34,182         101,116          311,847
                                       ----------     ----------     -----------     -----------     ------------

                                          629,140        656,006       1,962,784       2,125,895       13,586,837
                                       ----------     ----------     -----------     -----------     ------------

NET LOSS                               $ (582,196)    $ (643,260)    $(1,025,514)    $(2,035,921)    $(11,290,723)
                                       ----------     ----------     -----------     -----------     ------------
                                       ----------     ----------     -----------     -----------     ------------

NET LOSS PER COMMON SHARE                  $(0.08)        $(0.10)         $(0.14)         $(0.31)          $(1.81)
                                       ----------     ----------     -----------     -----------     ------------
                                       ----------     ----------     -----------     -----------     ------------

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES                        7,466,397      6,483,675       7,466,397       6,483,675        6,231,144
                                       ----------     ----------     -----------     -----------     ------------
                                       ----------     ----------     -----------     -----------     ------------

        The accompanying notes are an integral part of these statements.

                          DEPRENYL ANIMAL HEALTH, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            Statements of Cash Flows
                            (Stated in U.S. Dollars)
--------------------------------------------------------------------------------

                                                                              Period From
                                                                             July 19, 1990
                                          Period Ended September 30,    (Date of Incorporation)
                                         ------------------------------    to September 30,
                                             1996              1995              1996
                                         ------------      ------------ -----------------------
OPERATING ACTIVITIES:
 Net loss                                $(1,025,514)      $(2,035,921)      $(11,290,723)
 Adjustments to reconcile
 net loss to cash used in
 operating activities:
  Depreciation and
   amortization                               34,182           119,840            311,847
  Amortization of unearned supply
   agreement consideration                    --                --                653,500
  Amortization of premium on
   investment securities                      --                --                 52,533
  Realized gain on
   investment securities (gross)              --                --                (71,214)
  Compensation expense
   resulting from stock
   issued at price below
   estimated market value                     --                --                423,746
  Amortization of unearned
   compensation resulting
   from stock option grants                   --                --                620,140
  Benefit resulting from
   increase in exercise
   price of stock options                     --                --                (16,640)
  (Gain) loss on foreign
   currency exchange                          --                    68            (15,454)
  Changes in operating
   accounts:
    Receivable from Draxis
     Health Inc.                                 431              (104)            --
    Prepaid expenses                          (1,276)              148             (3,108)
    Inventory                               (298,619)          (45,500)          (298,619)
    Accrued interest
     receivable                               --                49,186             --
    Other assets                                 600            --                 (4,018)
    Accounts payable and
     accrued expenses                        (90,389)           20,413             50,713
                                         -----------       -----------       ------------

Net cash used in
 operating activities                     (1,380,585)       (1,891,870)        (9,587,297)
                                         -----------       -----------       ------------

INVESTING ACTIVITIES:
 Purchases of furniture,
  equipment and leasehold
  improvements                               (40,111)          (35,913)          (166,383)
 Purchases of investment
  securities                                  --                --            (20,054,735)
 Proceeds from sales of
  investment securities                       --             2,219,185         19,898,024
 Expenditures for intangible
  assets                                     (40,166)          (42,687)          (508,093)
 Investment in Phoenix
  Scientific, Inc.                            --                --                175,390
                                         -----------       -----------       ------------

Net cash provided by (used in)
 investing activities                        (80,277)        2,140,585           (655,797)
                                         -----------       -----------       ------------

                          DEPRENYL ANIMAL HEALTH, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            Statements of Cash Flows
                            (Stated in U.S. Dollars)

--------------------------------------------------------------------------------

                                                                           Period From
                                                                          July 19, 1990
                                         Period Ended September 30,  (Date of Incorporation)
                                         --------------------------     to September 30,
                                            1996             1995             1996
                                         -----------      ---------  -----------------------
FINANCING ACTIVITIES:
 1994 Loan from Draxis Health Inc.       $ (955,000)      $     --        $ 1,545,000
 1996 Loan from Draxis Health Inc.        1,000,000                         1,000,000
 Debt issuance costs                            --              --           (142,158)
 Deferred stock offering
  costs                                         --              --         (1,458,227)
 Advances from Draxis
  Animal Health (Canada) Inc.              (140,000)            --            139,724
 Advances from Draxis Health Inc.          (450,000)            --                --
 Repayments of advances from
  Draxis Animal Health (Canada) Inc.            --              --            (10,000)
 Issuance of common stock                 1,664,658             --          9,866,856
                                         ----------       ---------       -----------

Net cash provided by
 financing activities                     1,119,658             --         10,941,195
                                         ----------       ---------       -----------
EFFECT OF EXCHANGE RATES
 ON CASH                                        --              (68)           15,454
                                         ----------       ---------       -----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      (341,204)        248,647           713,555

CASH AND CASH EQUIVALENTS:

 Beginning of period                      1,054,759         240,902               --
                                         ----------       ---------       -----------

 End of period                           $  713,555       $ 489,549       $   713,555
                                         ----------       ---------       -----------
                                         ----------       ---------       -----------

SUPPLEMENTAL SCHEDULE OF
 CASH FLOW INFORMATION:

 Issuance of common stock for
  intangibles acquired and
  other noncash consideration            $      --        $     --        $   267,958
                                         ----------       ---------       -----------
                                         ----------       ---------       -----------

 Reduction of amounts payable
  in exchange for equipment              $      --        $     --        $     5,139
                                         ----------       ---------       -----------
                                         ----------       ---------       -----------

 Deferred stock offering costs
  offset against common stock            $      --        $     --        $ 1,551,564
                                         ----------       ---------       -----------
                                         ----------       ---------       -----------

 Investment in Phoenix
  Scientific, Inc. financed by
  obligations under contract             $      --        $(600,000)      $       --
                                         ----------       ---------       -----------
                                         ----------       ---------       -----------

 Interest paid                           $  131,880       $ 215,445       $   436,229
                                         ----------       ---------       -----------
                                         ----------       ---------       -----------

 There have been no income taxes
 paid.

        The accompanying notes are an integral part of these statements.

                          DEPRENYL ANIMAL HEALTH, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          Notes to Financial Statements
                                   (Unaudited)


1. The Balance Sheets as of September 30, 1996 and 1995, the Statements of Operations for the three and nine months ended September 30, 1996 and 1995, and for the period from July 19, 1990 (date of incorporation) to September 30, 1996, and the Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 and for the period from July 19, 1990 (date of incorporation) to September 30, 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows as of and for all periods presented have been made. Certain amounts included in the 1995 presentation have been reclassified to conform with the 1996 presentation.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's December 31, 1995 financial statements and notes thereto.

2. As of September 30, 1996, cash and cash equivalents consists of $663,920 in interest bearing deposits and $49,635 in non-interest bearing deposits.

3. Inventories are priced at the lower of first in - first out (FIFO) cost. As of September 30, 1996, inventories consist of $87,500 in raw materials and $211,119 in finished goods.

4. As of September 30, 1996, intangible assets include the unamortized balance of debt issuance costs totaling $98,469 and costs associated with securing patents of $365,850.

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

FINANCIAL CONDITION

Total assets increased during the period from $1,560,092 as of December 31, 1995 to $1,563,847 as of September 30, 1996, due primarily to financing received in accordance with the Draxis Distribution Agreement (see discussion below). Also during the quarter, the Company made additional sales of its product to Draxis and continues to build inventory levels.

Intangible assets increased from $442,877 as of December 31, 1995 to $464,319 as of September 30, 1996 primarily due to the Company's program to obtain worldwide patent and trademark coverage for Anipryl-Registered Trademark-. Amortization of debt issuance costs associated with the 1994 and 1996 Draxis Financing, as defined below, also continue to reduce amounts recorded as intangible assets.

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

In January, 1996, in order to obtain working capital through 1996 and to enhance its capability to market its first approved product in Canada, the Company signed an agreement with Draxis providing Draxis a ten-year exclusive distribution right in Canada for Anipryl-Registered Trademark- (the "Draxis Distribution Agreement") provided that Draxis achieves specified sales targets.

The Company is awaiting action of the U.S. Food and Drug Administration with regard to its Cushing's disease application and is awaiting action of the HPB with regard to its canine cognitive dysfunction (senility) application. The Company is continuing its U.S. pivotal (Phase III equivalent) clinical trial for canine cognitive dysfunction, at the current time, but lack of funds could curtail the clinical development of Anipryl-Registered Trademark-. There is no way to predict when, or if, regulatory approvals might be attained in the U.S. or the timing or magnitude of the revenues from marketing of the Company's products in the U.S. or whether any such revenues will ever be realized.

Revenues totaled $46,944 and $937,270 for the three and nine months ended September 30, 1996 compared to $12,746 and $89,974 for the three and nine months ended September 30, 1995 and $2,296,114 for the period from July 19, 1990 (date of incorporation) to September 30, 1996. Interest and investment income will continue to be the Company's primary source of income through 1996, although revenue from Canadian sales of Anipryl-Registered Trademark- is expected to increase in the coming months. Canadian sales of Anipryl-Registered Trademark-for the three and nine months ended September 30, 1996 were $33,073 and $104,233. Interest income temporarily increased subsequent to the receipt of funding from the Draxis Distribution Agreement but will continue to decline over time as a result of fewer funds being available for investment as the Company continues its Anipryl-Registered Trademark- research and development program. The Company will also continue to incur interest expense associated with the 1994 and 1996 Draxis Financings. (See discussion of the 1994 and 1996 Draxis Financings in "Liquidity and Capital Resources" below.) The Company received other revenue of $125,000 during the nine months ended September 30, 1996, from Draxis Health Inc. in accordance with the Draxis Distribution Agreement. The Company also received other revenue of $175,000 during the nine months ended September 30, 1996, from Hoechst Veterinae in connection with the License and Supply Agreement the Company signed during 1994.

Total expenses for the three and nine months ended September 30, 1996 were $629,140 and $1,962,784 while total expenses for the three and nine months ended September 30, 1995 and for the period from July 19, 1990 (date of incorporation) to September 30, 1996 were $656,006, $2,125,895, and $13,586,837 respectively.
Total expenses result primarily from research and development expenses associated with the Company's pivotal (Phase III equivalent) clinical trial under the Anipryl-Registered Trademark- development program, development of the marketing and sales plan for the U.S. launch of Anipryl-Registered Trademark-, general operating expenses and interest expense resulting from the 1994 and 1996 Draxis Financings. Total expenses are expected to increase somewhat during the remainder of 1996, due to preparation for the U.S. marketing and sales of Anipryl-Registered Trademark- for Cushing's disease, continuation of the Anipryl-Registered Trademark- development program and preparation for the Special Meetings of Shareholders to consider the Draxis Share Exchange. Operating expenses continue to remain within expectations.

Research and development expenses for the three and nine months ended September 30, 1996 aggregated $272,046 and $889,479 compared to $282,512 and $1,103,002 for the corresponding periods during 1995 and $6,530,304 for the period from July 19, 1990 (date of incorporation) to September 30, 1996. Research and development expenses relate primarily to activities required to obtain pre-marketing regulatory approval for Anipryl-Registered Trademark- for use in pet dogs.

During the three and nine months ended September 30, 1996, the Company incurred interest expense aggregating $47,250 and $131,880 compared to $78,295 and $234,169 for the corresponding periods in 1995, and $660,402 for the period from inception to September 30, 1996. Interest expense is comprised of interest expense and amortization of debt issuance costs associated with the Draxis Financings. Debt issuance costs aggregating $155,200 are being amortized over the term of the debt using the effective interest method. (See discussion of Draxis Financings in "Liquidity and Capital Resources" below.)

The Company had net losses of $582,196 or $0.08 per share and $1,025,514 or $0.14 per share for the three and nine month periods ended September 30, 1996 compared to $643,260 or $0.10 per share and $2,035,921 or $0.31 per share for the three and nine month periods ended September 30, 1995. Net losses for the period from inception to September 30, 1996 aggregate $11,290,723, or $1.81 per share.

The Company is in discussions with Hoechst Veterinae to regain the European rights to the veterinary pharmaceutical Anipryl-Registered Trademark-. The Company is currently evaluating the best alternatives to accelerate the availability of Anipryl-Registered Trademark- in Europe.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996, the Company had cash and cash equivalents of $713,555 of which $663,920 is held in U.S. and Canadian interest-bearing accounts and $49,635 is held in U.S. non-interest bearing operating accounts compared to $489,548 as of September 30, 1995.

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

The ability of the Company to achieve its goal of bringing Anipryl-Registered Trademark- to the U.S. market for use in dogs is dependent, in part, upon the Company's ability to raise adequate funding and to gain FDA regulatory approval of its product. The remaining capital will not be sufficient to implement the Company's objective of obtaining pre-marketing approval of Anipryl-Registered Trademark- in the U.S. The Company has invested the proceeds from its financing activities primarily in short-term or liquid investments, so that the Company will be able to access its cash requirements as needed for its development plan during 1996. Insufficient funding may require the Company to delay or eliminate expenditures relating to the marketing of the product and further development.

The Board of Directors appointed a committee of independent members to evaluate any proposal for additional funding that may arise. The Committee retained an investment banking firm to assist with the analysis and negotiations of any such proposals.

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

Under the Exchange Agreement, if adopted by the shareholders, all shares of the Company stock exchanged for shares of Draxis would be acquired by DPI. The Exchange Agreement requires the following steps:

     1. The Company has created a new wholly owned subsidiary under the laws of the State of Louisiana ("DAHI Louisiana").

     2. The shareholders of the Company, at a special meeting called for November 26, 1996 to approve the proposals set forth in the Exchange Agreement, will vote on a proposal to merge the Company, which is currently a Missouri corporation, into DAHI Louisiana (the "Re-incorporation Merger"). Such proposal requires a vote of two-thirds of the outstanding shares of the Company and a vote of a majority of the shares not owned by Draxis or Draxis affiliates and could generate dissenters' rights.

     3. If the Re-incorporation Merger is approved, the Company's shareholders, through a proxy issued by the Company as the only owner of DAHI Louisiana shares, will then vote on a proposal to adopt a Mandatory Share Exchange ( the "Mandatory Share Exchange") pursuant to
          Section 116 of the Louisiana Business Corporation Law.

     4. If the Mandatory Share Exchange is adopted by the vote of two-thirds of the Company's outstanding shares and a majority of the Company's outstanding shares not owned by Draxis affiliates, all shares of Company stock not owned by the Draxis affiliates would be purchased by DPI in exchange for the issuance to the Company's shareholders of shares of Draxis stock on a 1.35 to 1 ratio, except for those who perfect dissenters' rights with respect to the Re-incorporation Merger. Such dissenters will receive cash for the "fair value" of their shares.

The Exchange Agreement was made subject to numerous conditions to closing, including among other things, that the parties receive opinions from tax advisors that the exchange will be tax free to U.S. shareholders of the Company. It is anticipated that the Exchange will be taxable to Company shareholders residing in Canada and perhaps other jurisdictions.

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

Effective October 24, 1996, the Company and Draxis filed with the SEC a Joint Management Proxy Statement - Prospectus disclosing the terms of the Exchange Agreement. Special Meetings of Shareholders for the Company and DAHI Louisiana are scheduled for November 26, 1996.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

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


                                        DEPRENYL ANIMAL HEALTH, INC.


Date    Nov. 14, 1996                   By: /s/ David R. Stevens
     -------------------------             ------------------------------------
                                        David R. Stevens
                                        President, Chief Executive Officer, and
                                        Chief Financial Officer